Form 10-Q
period 1999-09-30
CHARTER EQUIPMENT LEASE 1999-1 LLC
filed 2000-10-19
CIK 1070771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

                                       OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number 333-64045

 CHARTER EQUIPMENT LEASE 1999-1 LLC (f/k/a Charter Equipment Lease 1998-1 LLC)
             (Exact name of registrant as specified in its charter)

                 Delaware                                   13-4063218
       (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

             530 Fifth Avenue
            New York, New York                                 10036
 (Address of principal executive offices)                   (Zip Code)

                                 (212) 805-1000
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            YES ___         NO _X_

     Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

                                 Not Applicable

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

Not applicable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not applicable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

     The following reports, attached are attached as exhibits hereto and incorporated herein:

Exhibit
Number                             Description
------                             -----------
19.1      Servicer's Report for the payment period ending in July 1999.

19.2      Servicer's Report for the payment period ending in August 1999.

19.3      Servicer's Report for the payment period ending in September 1999.


Item 6: Exhibits and Reports on Form 8-K.

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, Charter Equipment Lease 1999-1 LLC has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                CHARTER EQUIPMENT LEASE 1999-1 LLC

                                By:  Charter Funding Corporation V,
                                     as Managing Member


                                By: /s/ Gary Corr
                                    -----------------------------------
                                    Name:  Gary Corr
                                    Title: President



                                By: /s/ Robert J. Kantor
                                    -----------------------------------
                                    Name:  Robert J. Kantor
                                    Title: Vice President & Treasurer


                                Dated:  October 19, 2000

                                INDEX TO EXHIBITS

Exhibit
Number                             Description
------                             -----------
19.1      Servicer's Report for the payment period ending in July 1999.

19.2      Servicer's Report for the payment period ending in August 1999.

19.3      Servicer's Report for the payment period ending in September 1999.