Form 10-K
period 1999-12-31
CHARTER EQUIPMENT LEASE 1999-1 LLC
filed 2000-10-19
CIK 1070771

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AT OF 1934.

        For the transition period from ______________ to ______________.


  CHARTER EQUIPMENT LEASE 1999-1 LLC (f/k/a Charter Equipment Lease 1998-1 LLC)
           (exact name of Registrants as specified in their charters)

                                    Delaware
                    (state of incorporation or organization)

                                530 Fifth Avenue
                            New York, New York 10036
                                 (212) 399-7777
         (Address and Telephone Number of Principal Executive Officers)

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes ___      No _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrants. None.

                                     PART I

Item 1. Business

     The Registrant is a wholly-owned bankruptcy-remote subsidiary of Charter Funding Corporation V. The Registrant was formed solely for the purpose of acquiring from Charter Funding Corporation V certain leases (the "Leases") and interests in the equipment underlying the leases (the "Equipment"), and securitizing the Leases and the Equipment through the issuance of debt securities (the "Notes"). As a bankruptcy-remote entity, the Registrant's operations are restricted so that (a) it does not engage in business with, or incur liabilities to, any entity (other than the indenture trustee on behalf of the holders of the Notes and Charter Financial Funding Corporation V) which may bring bankruptcy proceedings against the Registrant and (b) the risk that it will be consolidated into the bankruptcy proceedings of any other entity is diminished. The Registrant has no other assets except the Leases and the Equipment, and proceeds thereof.

Item 2. Properties

     None.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The sole holder of the equity shares of Charter Equipment Lease 1999-1 LLC is Charter Funding Corporation V. There is currently no market for such equity shares nor is it anticipated that such a market will develop.

Item 6. Selected Financial Data

     Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not Applicable.

Item 8. Financial Statements and Supplemental Data

     Not Applicable.

Item 9. Change in and Disagreements on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Officers of the Registrant

     Not Applicable.

Item 11. Executive Compensation

     Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Not Applicable.

Item 13. Certain Relationships and Related Transactions

         Not Applicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit
Number                            Description
------                            -----------
19.1      Servicer's Report for the payment period ending in October 1999.

19.2      Servicer's Report for the payment period ending in November 1999.

19.3      Servicer's Report for the payment period ending in December 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Charter Equipment Lease 1999-1 LLC has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                               CHARTER EQUIPMENT LEASE 1999-1 LLC

                               By: Charter Funding Corporation V,
                                   as Managing Member

                               By: /s/  Gary Corr
                                   ---------------------------------
                                   Name:  Gary Corr
                                   Title: President & Director

                               Dated:  October 19, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Charter Funding Corporation V as Managing Member of Charter Equipment Lease 1999-1 LLC.


                               By: /s/ Robert J. Kantor
                                   ---------------------------------
                                   Name:  Robert J. Kantor
                                   Title: Vice President & Treasurer


                               By: /s/  Stewart Abramson
                                   ---------------------------------
                                   Name:  Stewart Abramson
                                   Title: Vice President & Secretary


                               By: /s/  Alan A. Fisher
                                   ---------------------------------
                                   Name:  Alan A. Fisher
                                   Title: Director


                               By: /s/ Henry Frommer
                                   --------------------------------
                                   Name:  Henry Frommer
                                   Title: Director

                               Dated October 19, 2000

                                  Exhibit Index

Exhibit
Number                            Description
------                            -----------
19.1      Servicer's Report for the payment period ending in October 1999.

19.2      Servicer's Report for the payment period ending in November 1999.

19.3      Servicer's Report for the payment period ending in December 1999.