Form 10-Q
period 2000-03-31
CHARTER EQUIPMENT LEASE 1999-1 LLC
filed 2000-10-19
CIK 1070771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

     The following reports, attached are attached as exhibits hereto and incorporated herein:

Exhibit
Number                             Description
------                             -----------
19.1      Servicer's Report for the payment period ending in January 2000.

19.2      Servicer's Report for the payment period ending in February 2000.

19.3      Servicer's Report for the payment period ending in March 2000.


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



                                CHARTER EQUIPMENT LEASE 1999-1 LLC

                                By:  Charter Funding Corporation V,
                                     as Managing Member


                                By: /s/ Gary Corr
                                    -----------------------------------
                                    Name:  Gary Corr
                                    Title: President



                                By: /s/ Robert J. Kantor
                                    -----------------------------------
                                    Name:  Robert J. Kantor
                                    Title: Vice President & Treasurer


                                Dated:  October 19, 2000

                                INDEX TO EXHIBITS

Exhibit
Number                             Description
------                             -----------
19.1      Servicer's Report for the payment period ending in January 2000.

19.2      Servicer's Report for the payment period ending in February 2000.

19.3      Servicer's Report for the payment period ending in March 2000.